Form 10-Q
period 1999-09-30
YESMAIL COM INC
filed 1999-11-15
CIK 1087943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File No.: 0-______

                                YESMAIL.COM, INC.

             (Exact name of Registrant as specified in its charter)

        DELAWARE                                          36-4280596
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                              565 Lakeview Parkway,
                                    Suite 135
                          Vernon Hills, Illinois 60061
                                 (847) 918-9292

               (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                               ------------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No. [ ]

As of September 30, 1999, there were 20,324,094 shares of the Registrant's Common Stock outstanding.

                                YESMAIL.COM, INC.

                                      Index


PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----

Item 1. Consolidated Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets at September 30, 1999 and
         December 31, 1998........................................................................................2

         Unaudited Condensed Consolidated Statements of Operations for the Three Months and
         Nine Months Ended September 30, 1999 and September 30, 1998..............................................3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and September 30, 1998..............................................4

         Notes to Unaudited Condensed Consolidated Financial Statements...........................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................................................8

PART II - OTHER INFORMATION

Item 5.  Other Information.......................................................................................19

Item 6.  Exhibits and Reports on Form 8-K........................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                YESMAIL.COM, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 1999                   1998
                                                                             ------------           ------------
Current Assets:
     Cash                                                                    $ 34,779,978           $     26,212
     Accounts Receivable, net of allowance of $262,000 and $56,000              2,226,439                242,757
     Deposit and prepaid expenses                                                 604,901                 19,348
                                                                             ------------           ------------
                 Total current assets                                          37,611,318                288,317
Property & Equipment, net                                                       1,614,767                353,871

Intangible and other assets, net of amortization of $37,000 and $0                428,202                    750
                                                                             ------------           ------------
          Total Assets                                                       $ 39,654,287           $    642,938
                                                                             ============           ============

Liabilities:

Current Liabilities:
     Accounts payable                                                        $  3,987,577           $  1,391,509
     Short term debt                                                              223,955                342,870
     Due to related party                                                               -                 56,788
     Obligations under capital leases, current                                    497,917                 87,165
     Accrued payroll and payroll related expenses                               1,316,441                213,291
     Accrued professional expenses                                              1,772,477                250,000
     Accrued other                                                                400,616                208,903
                                                                             ------------           ------------
                 Total current liabilities                                      8,198,983              2,550,526
Obligations Under Capital Leases, less current portion                            688,718                152,743
Commitments And Contingencies
Minority Interest                                                                       -                 (6,990)
Stockholders' Equity:
     Common stock, $.0001 par value; 75,000,000 shares authorized;
      20,324,094 and 8,333,333 shares issued and outstanding                        2,032                  2,222
     Common stock in treasury, no shares and 833,333 shares at cost                     -                 (1,030)
     Additional paid-in capital                                                44,510,954                159,260
     Deferred Compensation                                                     (1,069,462)                     -
     Accumulated Deficit                                                      (12,676,938)            (2,213,793)
                                                                             ------------           ------------
                  Total stockholders' equity                                   30,766,586             (2,053,341)
                                                                             ------------           ------------
                  Total liabilities and stockholders' equity                 $ 39,654,287           $    642,938
                                                                             ============           ============


See notes to unaudited condensed consolidated financial statements

                                YESMAIL.COM, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS                              NINE MONTHS
                                                     ENDED SEPTEMBER 30                        ENDED SEPTEMBER 30
                                             ---------------------------------         ---------------------------------
                                                 1999                 1998                 1999                 1998
                                             ------------         ------------         ------------         ------------
Revenues                                     $  3,824,894         $  1,125,774         $  7,467,317         $  3,172,263
Cost of Revenues                                2,824,164              782,499            5,301,533            1,924,693
                                             ------------         ------------         ------------         ------------
  Gross Profit                                  1,000,730              343,275            2,165,784            1,247,570
Operating Expenses
  Sales and marketing expenses                  3,485,313              341,771            6,586,168            1,019,240
  General and administrative expenses           1,045,867              194,724            2,830,310              578,397
  Research and development costs                  937,143              122,398            2,360,312              398,842
  Stock based compensation                        483,594                    -              694,621                    -
                                             ------------         ------------         ------------         ------------
Total operating expenses                        5,951,917              658,893           12,471,411            1,996,479
Operating loss                                 (4,951,187)            (315,618)         (10,305,627)            (748,909)
  Interest expense                                (37,156)              (7,771)            (123,162)             (25,605)
Net loss before minority interest              (4,988,343)            (323,389)         (10,428,789)            (774,514)
Minority Interest                                       -              (11,139)             (34,356)             (20,200)
                                             ------------         ------------         ------------         ------------
Net loss                                     $ (4,988,343)        $   (334,528)        $(10,463,145)        $   (794,714)
                                             ============         ============         ============         ============
Net loss per share:
  Basic and diluted                          $      (0.40)        $      (0.18)        $      (1.02)        $      (0.14)
  Weighted average shares-
     basic and diluted                         12,427,588            1,869,863           10,290,704            5,745,688
                                             ============         ============         ============         ============


See notes to unaudited condensed consolidated financial statements

                                YESMAIL.COM, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     NINE MONTHS            NINE MONTHS
                                                                 ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                        1999                   1998
                                                                 -------------------     -------------------
Cash Flows from Operating Activities
  Net loss                                                          $(10,463,145)          $   (794,714)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
  Depreciation and amortization                                          572,963                 73,975
  Stock based compensation                                               956,127
  Minority Interest                                                       34,356                 11,139
  Changes in operating assets and liabilities:
    Accounts receivable                                               (1,983,682)               (54,080)
    Deposits and prepaid expenses                                       (585,553)                  (711)
    Accounts payable and accrued expenses                              5,419,343                723,026
                                                                    ------------           ------------
        Net cash used in                                              (6,049,591)               (41,365)
          operating activities
Cash Flows from Investing Activities:
  Purchases of property and equipment                                 (1,447,671)               (41,734)
  Purchases of minority interest                                        (150,000)                     -
                                                                    ------------           ------------
    Net cash used in investing activities                             (1,597,671)               (41,734)
Cash Flows from Financing Activities:
  Payments to related parties                                            (56,788)                  (400)
  Borrowings of short term debt                                                -                196,219
  Repayments of short term debt                                         (290,493)
  Repurchase of stock                                                                              (428)
  Net Proceeds from Issuance of common stock                          33,143,331                      -
  Proceeds from Issuance of preferred stock                            8,950,000                      -
  Proceeds from Sale-leaseback                                           745,715                      -
  Principal payments under capital lease obligations                     (90,737)               (29,553)
                                                                    ------------           ------------
        Net cash provided by financing activities                     42,401,028                165,838
                                                                    ------------           ------------
Net increase in cash                                                  34,753,766                 82,739
Cash, beginning of period                                                 26,212                  1,841
                                                                    ------------           ------------
Cash, end of period                                                 $ 34,779,978           $     84,580
                                                                    ============           ============

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest                          $    102,407           $     25,605
                                                                    ============           ============
Noncash Transactions:
  Equipment acquired under capital leases                           $    354,652           $    158,733
  Issuance of note payable for purchase of minority interest        $    150,000           $          -
  Issuance of warrants for common stock under capital leases        $     56,614           $          -
  Issuance of common stock options for
    purchase of minority interest                                   $    177,000           $          -
  Note receivable from issuance of restricted common stock
    common stock                                                    $  3,831,274           $          -
                                                                    ============           ============



See notes to unaudited condensed consolidated financial statements

                                YESMAIL.COM, INC.
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND DESCRIPTION OF BUSINESS

            yesmail.com, inc. (the "Company") provides Internet marketing services to companies engaged in e-commerce. The Company's services include targeted direct email campaigns to consumers who have given express permission to receive direct marketing messages in specific categories of interest.

            On September 23, 1999, the Company sold 3.4 million shares of common stock at $11 per share in an initial public offering. Upon the closing of the Company's initial public offering all issued convertible preferred shares were mandatorily converted into common shares.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

            The unaudited condensed consolidated financial information of the Company furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on September 22, 1999. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

    NET LOSS PER SHARE

            The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. However, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consisted of options to purchase 613,302 and 1,525,334 shares of common stock for the three months and nine months ended September 30, 1999, respectively.

3.  SHORT-TERM DEBT

            The company currently has a line of credit with a bank providing for maximum borrowings of $2,500,000. The line is not subject to any financial covenants, is collateralized by all of the assets and property of the Company, and expires on June 30, 2000. Interest rate on the line was 8.25% as of September 30, 1999. There were no outstanding borrowings as of September 30, 1999.

4.  COMMON STOCK

            On July 13, 1999, the Company's Board of Directors approved a 3 for 8 reverse stock split of the Company's outstanding shares of common stock and convertible preferred stock. The reverse stock split became effective on September 21, 1999. All share and per share information included in these financial statements have been retroactively adjusted to reflect this reverse stock split.

            In September 1999, the Company sold 3.4 million shares of common stock at $11 per share in an initial public offering. Upon closing of the initial public offering, 5,154,548 preferred shares were converted to common stock.

5.  COMMON STOCK WARRANTS

            In August 1999, the Company issued a warrant to a financing company in conjunction with an executed lease agreement. The warrant to purchase 7,602 shares of common stock was exercisable immediately, at an exercise price of $2.67 per share and expires on August 24, 2004. Using the Black-Scholes option pricing model, the warrant was valued at $57,000.

            In September 1999 the Company issued a warrant to a recruiting firm in conjunction with the hiring of one of the Company's executives. The warrant to purchase 17,969 shares of common stock was exercisable immediately, at an exercise price of $8.99 per share and expires on September 12, 2006. Using the Black-Scholes option pricing model, the warrant was valued at $70,000 and was charged to stock based compensation expense.

6.  STOCK OPTION ACTIVITY

    ISSUED OPTIONS

            During 1999, the Company issued incentive stock options to purchase an aggregate of 459,375 shares of common stock and nonstatutory stock options to purchase an aggregate of 1,443,193 shares of common stock. The stock options generally vest over a period ranging from date of grant to a four-year period. Of the nonstatutory stock options issued, 91,318 were issued to consultants in consideration for services and 18,750 options were issued as consideration for the purchase of the minority interest in Starting Point. In addition, the Company issued nonstatutory stock options to an employee, which is subject to performance and is forfeited if certain performance measures are not achieved. During the nine months ended September 30, 1999, the Company recorded stock based compensation expense of approximately $839,000 related to the issuance of the performance based options granted to the employee and the issuance of options to the consultants. The performance based options were valued using the intrinsic value method at September 30, 1999. The options issued to consultants and options issued as consideration for the purchase of minority interest were valued using the Black-Scholes option pricing model.

    DEFERRED STOCK COMPENSATION

            For the nine months ended September 30, 1999, employees were granted options to purchase an aggregate of 969,375 shares of common stock. The deemed fair market value of the Company's common stock exceeded the exercise price of the options granted. Total non-cash compensation of approximately $1.1 million related to these grants will be charged to operations over the four-year vesting period. Non-cash compensation expense relating to these grants totaling approximately $51,000 has been recorded during the nine months ended September 30, 1999 as a stock based compensation expense.

7.  SUBSEQUENT EVENTS

    WARRANT

            In October 1999, the Company issued a warrant in connection with an agreement. The warrant to purchase 100,000 shares of common stock at an exercise price of $11 per share, is exercisable immediately and expires in September 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

        Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and other similar language. Our actual results could differ materially from those discussed herein. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed in "Certain Factors That May Affect Future Results of Operations."

OVERVIEW

        We provide permission email direct marketing services. We were founded in 1995 and we were originally focused on providing a wide array of Internet marketing services. From 1995 through 1997, the majority of our revenue was derived from directory submission Internet services and business advertising on the Internet.

        After identifying the opportunity for permission email direct marketing, we began to refocus our strategy towards permission email in 1998. To implement our permission email strategy, we engaged a new executive management team in late 1998 and early 1999. As a result of our new focus, we have built a network and developed reseller relationships which collectively provide us with reach to over 7 million self-selected individuals, who have given express permission to receive promotional messages via email on specific categories of interest. Our current strategy is to focus our resources on our permission email business by continuing to build our network of subscribers and our customer base. Our change in business focus has resulted in permission email growing from approximately 25% of revenue in the third quarter of 1998 to approximately 88% of revenue in the third quarter of 1999.

        We derive revenue by charging fees for sending permission email messages. Revenue is recognized when emails are sent to subscribers. Our customers are primarily e-commerce companies and their interactive advertising agencies.

        We deliver email messages to members of our YesMail Network, consisting of our own permission email list and those of our network partners, and permission email lists from third party list managers. We pay our network partners or third party list managers either a percentage of revenue derived from the delivery of email messages to members on the lists they provide or a fixed fee. Substantially all of our customers purchase our permission email services under short-term contracts. Customers can therefore terminate these contracts on short notice without penalty. Our revenues would suffer if we were unable to secure new contracts from existing customers or obtain new customers. We expect to continue to derive a substantial majority of our revenues from short-term contracts.

        Gross margins from permission email are lower than gross margins from the other Internet marketing services. This is primarily attributable to higher costs, as a percentage of revenue, associated with the resale of permission email lists which are managed by third parties. As a result of our change in focus to permission email, our gross margin percentage declined for the nine month period ended September 30, 1999, compared to 1998.

        We have incurred significant losses since inception and as of September 30, 1999, we had an accumulated deficit of $12.7 million. We expect to increase spending on sales and marketing as we expand our sales force, increase our subscriber base and promote awareness of our brand. We also expect substantially higher general and administrative and research and development expenses as we expand our infrastructure to support our expected growth and as we continue to develop new products and enhancements to our existing products. As a result of these increases, we expect to incur significant losses for the foreseeable future.

        In view of the rapidly evolving nature of our business, our limited operating history and our recent focus on permission email, we believe that period-to-period comparisons of our revenue and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as an indication of future performance. We do not believe that our historical growth rates are indicative of future results.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

        Revenues. Our revenues consist of fees from providing Internet marketing services, including the delivery of permission email direct marketing messages to members in our network, as well as banner advertising and other Internet marketing services. Total revenues were $1.1 million and $3.8 million for the three months ended September 30, 1998 and 1999, respectively, and $3.2 million and $7.5 million for the nine months ended September 30, 1998 and 1999, respectively. Permission email revenues were $278,000 and $3.4 million for the three months ended September 30, 1998 and 1999, respectively, representing 25% and 88% of total revenue in the respective periods. Permission email revenues were $454,000 and $5.6 million for the nine months ended September 30, 1998 and 1999, respectively, representing 14% and 74% of total revenue in the respective periods. The increase in revenues was primarily due to the increased number of permission email messages we sent in addition to an increase in the number of direct marketer clients to whom we provided permission email services.

        Cost of Revenue. Cost of revenues consists of expenses related to providing Internet marketing services and includes payments made to our network partners and third party list managers, fees for the placement of advertisements on third party Web sites on behalf of others and personnel costs associated with our Internet marketing services. Cost of revenues were $783,000 and $2.8 million for the three months ended September 30, 1998 and 1999, respectively. Cost of revenues were $1.9 million and $5.3 million for the nine months ended September 30, 1998 and 1999, respectively. The increase in cost of revenues was primarily due to the increase in sales volume. Gross margins decreased from 30% for the three months ended September 30, 1998 to 26% for the three months ended September 30, 1999. Gross margins decreased from 39% for the nine months ended September 30, 1998 to 29% for the nine months ended September 30, 1999. The decrease was primarily a result of increased revenues associated with our permission email strategy because payments we make to third party list managers are greater as a percentage of revenues than other costs of revenues.

        Sales and Marketing. Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing staff and marketing programs, including trade shows, advertising and public relations. Sales and marketing expenses were $342,000 and $3.5 million for the three months ended September 30, 1998 and 1999, respectively. Sales and marketing expenses were $1.0 million and $6.6 million for the nine months ended September 30, 1998 and 1999, respectively. The increases were primarily due to increases in of our direct sales force and increased marketing expenditures targeted at building our permission email strategy. We expect sales and marketing expenses will increase substantially in absolute dollars over the next year as we hire additional sales and marketing personnel and initiate additional marketing programs.

        General and Administrative. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, human resources, facilities and legal. General and administrative expenses were $195,000 and $1.0 million for the three months ended September 30, 1998 and 1999, respectively. General and administrative expenses were $578,000 and $2.8 million for the nine months ended September 30, 1998 and 1999, respectively. The increases were primarily due to increases in the number of general and administrative personnel and increased legal and accounting costs associated with our growth. We expect general and administrative expenses to increase in absolute dollars in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

        Research and Development. Research and development expenses consist primarily of personnel, third party consulting fees, and related costs for our product development and technology initiatives. To date, all research and development costs have been expensed as incurred. Research and development expenses were $122,000 and $937,000 for the three months ended September 30, 1998 and 1999, respectively. Research and development expenses were $399,000 and $2.4 million for the nine months ended September 30, 1998 and 1999, respectively. The increases were primarily due to increased research and development personnel and consulting costs associated with the development of our Web site and our products which enable the execution of our permission email strategy. We believe significant investment in research and development is essential to our future success and expect that research and development expenses will increase in absolute dollars in future periods.

        Stock Based Compensation. Stock based compensation expenses consist of non-cash stock compensation charges for stock options granted to employees, consultants and warrants issued to service providers. Stock based compensation was $0 and $484,000 for the three months ended September 30, 1998 and 1999, respectively. Stock based compensation was $0 and $695,000 for the nine months ended September 30, 1998 and 1999, respectively. The compensation charge represents the excess of the fair market value of the options granted over their exercise price. In addition, deferred compensation charges of $480,000 and $900,000 were recorded in the three month and nine month periods ended September 30, 1999, respectively, resulting from options issued to employees which vest over a four-year period. Deferred compensation will be charged to stock based compensation expense over the vesting period.

        Interest Expense. Interest expense consists of interest on capital lease and debt obligations. Interest expense was $8,000 and $37,000 for the three months ended September 30, 1998 and 1999, respectively. Interest expense was $27,000 and $123,000 for the nine months ended September 30, 1998 and 1999, respectively. The increases were the result of increased borrowings associated with our working capital facilities and borrowings under capital lease facilities.

        Minority Interest. Minority interest consists of third party ownership interest through June 9, 1999 in our 70% owned subsidiary, Starting Point LLC. In June 1999, we purchased the 30% ownership interest of Starting Point, LLC from the minority interest shareholder.

        Income Taxes. No provision for federal or state income taxes was recorded as we incurred net operating losses since inception through September 30, 1999. As of December 31, 1998, we had approximately $1.4 million of federal and state net operating loss carryforwards which expire in varying amounts beginning in 2010. As a result of various equity transactions during 1999, we believe that we may have undergone an "ownership change" as defined in section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforwards may be limited. Due to the uncertainty regarding the ultimate utilization of the net operating loss carryforwards, we have not recorded any benefit for losses and a valuation allowance has been recorded for the entire amount of the net deferred tax asset. In addition, sales of our stock may further restrict our ability to utilize our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        From inception to January 1999, we primarily funded our growth through short-term borrowings and capital leases. In January 1999, we completed a $1.0 million bridge financing, which was convertible into a series A preferred stock at the lender's option. In March 1999, we received $600,000 in advances from three of our stockholders. In May 1999, we completed a financing and issued approximately 5.2 million shares of Series A preferred stock, including shares issuable upon conversion of the $1.0 million bridge loan and shares issued in exchange for the cancellation of the $600,000 in advances from our stockholders, for gross proceeds of $9.0 million. In September 1999, we raised approximately $33.1 million of net proceeds through an initial public offering of common stock. As of September 30, 1999, we had $34.8 million of cash and cash equivalents.

        Net cash used in operating activities was $41,000 and $6.0 million for the nine months ended September 30, 1998 and 1999, respectively. The increases were primarily the result of the net losses of $795,000 and $10.5 million, for the nine months ended September 30, 1998 and 1999, respectively, and the increases in accounts receivable and prepaid expenses. The increases in accounts receivable were due to our increases in revenue. These net losses and the increases in accounts receivable and prepaid expenses were partially offset by increases in accounts payable and accrued expenses.

        Net cash used in investing activities was $42,000 and $1.6 million for the nine months ended September 30, 1998 and 1999, respectively. Cash used in investing activities was primarily related to purchases of property and equipment.

        Net cash provided by financing activities was $166,000 and $42.4 million for the nine months ended September 30, 1998 and 1999, respectively. Cash provided by financing activities for the nine months ended September 30, 1998 resulted primarily from borrowings of short-term debt. Cash provided by financing activities for the nine months ended September 30, 1999 resulted primarily from the proceeds of our initial public offering and the issuance of preferred stock.

YEAR 2000 READINESS DISCLOSURE

        Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruption of operations for any company using such computer programs or hardware, including, among other things, a temporary inability to process transactions, send or receive email messages, send invoices or engage in normal business activities. As a result, many companies' computer systems may need to be upgraded or replaced in order to avoid "Year 2000" issues.

        We are a comparatively new enterprise, and, accordingly, the majority of software and hardware we use to manage our business has all been purchased or developed by us within the last 24 months. While this does not uniformly protect us against Year 2000 exposure, we believe our exposure is limited because the information technology, or IT, we use to manage our business is not based upon legacy hardware and software systems. Generally, hardware and software design within the current decade and the past several years in particular has given greater consideration to Year 2000 issues. All of the software code we have internally developed to manage our network and infrastructure, is written with four digits to define the applicable year.

        We have tested our internal IT and non-IT systems. We have tested these internally and have not retained any outside service or consultants to test or review our systems for Year 2000 compliance. Based on the testing we have performed, we believe that our software and hardware are Year 2000 compliant.

        In addition, we rely on software and hardware developed by third parties both for our network and internal information systems and third party network infrastructure providers to gain access to the Internet. To date, we have not done any testing of third-party software or hardware to determine Year 2000 compliance. We have, however, reviewed certifications from our key suppliers of hardware and networking equipment for our data centers that this hardware and networking equipment are Year 2000 compliant. Additionally, we have reviewed certifications from the providers of key software applications for our internal operations that their software is Year 2000 compliant. Based upon an initial evaluation of our broader list of software and hardware providers, we believe that all of these providers are in the process of reviewing and implementing their own Year 2000 compliance programs. We intend to work with these providers to address the Year 2000 issue and continue to seek assurances from them that their products are Year 2000 compliant.

        As of September 30, 1999, we had incurred approximately $60,000 in expenses related to the Year 2000 problem, and we anticipate that future costs associated with our Year 2000 remediation efforts will not exceed $150,000 in the aggregate. However, if we, third party providers of hardware and software or our third party network providers fail to remedy any Year 2000 issues, the result could be lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could harm our business. Moreover, the failure to adequately address Year 2000 compliance issues in our products and systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time consuming to defend.

        We have engaged in an ongoing Year 2000 assessment, but have not yet developed any contingency plans. The results of our testing and the responses received from third party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

CERTAIN FACTORS WHICH MAY AFFECT OUR FUTURE OPERATING RESULTS

WE RECENTLY REDIRECTED OUR STRATEGIC FOCUS SO OUR RECENT OPERATING RESULTS ARE NOT COMPARABLE TO OUR RESULTS FOR PRIOR PERIODS.

        We were founded in 1995 as a supplier of a broad range of Internet marketing services and in late 1998 redirected our strategic focus to permission email. For the nine months ended September 30, 1999, permission email marketing services represented 74% of our revenue, compared to 14% in the nine months ended September 30, 1998. Accordingly, our operating results since the end of 1998 are not comparable to our results for prior periods. We cannot be certain that our business strategy will be successful or that we will adequately address these risks.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

        We incurred net losses of $2.2 million from our inception through December 31, 1998 and $10 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $12.7 million. We expect to continue to incur net losses for the foreseeable future and negative cash flow from operations through at least the year 2000.

        We expect to significantly increase our operating expenses as a result of expanding our sales and marketing, product development and administrative operations and developing new strategic relationships to promote our future growth. As a result, we will need to generate significant revenues to meet these increased expenses and to achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability in the future.

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND REMAIN UNCERTAIN, WHICH COULD NEGATIVELY AFFECT THE VALUE OF YOUR INVESTMENT.

        Our operating results are difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline, perhaps substantially. Factors that may cause fluctuations of our operating results include the following:

        o seasonality of direct marketing expenditures which are typically higher in the second and fourth quarters and lower in the first and third quarters;
        o       the level of market acceptance of our products and services;
        o delays we may encounter in introducing new products and services;
        o       competitive developments;
        o       demand for advertising on the Internet;
        o       changes in pricing policies and resulting margins;
        o       changes in the growth rate of Internet usage;
        o       the growth rate of our network affiliates;
        o       changes in the mix of products and services sold;
        o changes in the mix of sales channels through which products and services are sold;
        o       costs related to acquisitions of technology or businesses; and
        o economic conditions generally as well as those specific to the Internet and related industries.

        We expect that an increasing portion of our future revenues will be derived from permission email marketing products and services. The volume and timing of orders are difficult to predict because the market for our products is in its infancy and the sales cycle may vary substantially from customer to customer. Currently, our customer contracts are only for a limited period of time, typically lasting only days or weeks, which makes revenues in any quarter substantially dependent upon contracts entered into in that quarter. Our customers can terminate their contracts with us on short notice without penalty. Moreover, our sales are expected to fluctuate due to seasonal or cyclical marketing campaigns. We expect that revenue growth in the first and third quarters of each year may be lower than revenue growth in the second and fourth quarters of that and the preceding year. We believe this trend may occur as a result of our customers' annual budgetary, purchasing and sales cycles. In addition, our sales cycle has varied from customer to customer and several customers have taken many months to evaluate our services before making their purchase decisions. To the extent significant revenues occur earlier than expected, our operating results for later quarters may not compare favorably with operating results from earlier quarters.

OUR SUCCESS DEPENDS UPON BROAD MARKET ACCEPTANCE OF PERMISSION EMAIL MARKETING SERVICES AND WE ARE UNCERTAIN IF OR WHEN SUCH MARKET ACCEPTANCE WILL OCCUR.

        We do not know if our products and services will be successful. The growth of the Internet remains fairly recent and advertising on the Internet even more so. The Internet may not be accepted as a viable long-term commercial marketplace and medium of commerce for a number of reasons, including potentially inadequate development of necessary Internet infrastructure, government regulation or delayed development of enabling technologies and performance improvements. The market for permission email marketing services is in its infancy, and we are not certain whether our target customers will widely adopt and deploy this technology. Even if they do so, they may not choose our products for technical, cost, support or other reasons. Adoption of permission email marketing services, particularly by those entities that have historically relied upon traditional means of direct marketing, such as telemarketing and direct mail, requires the broad acceptance of a new and substantially different approach to direct marketing. We believe that the promotion of the concept of permission email marketing will require us to engage in an intensive marketing and sales effort to educate prospective customers regarding the uses and benefits of our products and services. Enterprises that have already invested substantial resources in other advertising methods may be reluctant or slow to adopt our new approach.

        Our future growth also depends on the commercial success of our YesMail Network and the products that comprise our network. These products include eTrack, eCampaign, eManage, eTarget, and ePredict. If our customers do not widely adopt and purchase our services, our business will suffer. Furthermore, the Internet advertising and permission email services market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we are unable to develop and introduce products or enhancements to our service offering in a timely manner, we may not be able to successfully compete.

SEVERAL KEY MEMBERS OF OUR MANAGEMENT TEAM HAVE ONLY RECENTLY JOINED US AND IF THEY ARE UNABLE TO EFFECTIVELY INTEGRATE THEMSELVES INTO OUR BUSINESS OR WORK TOGETHER AS A MANAGEMENT TEAM, OUR BUSINESS WILL SUFFER.

        Several key members of our management team have joined us since January 1, 1999, including David M. Tolmie, our Chief Executive Officer and President, David B. Menzel, our Chief Financial Officer and Vice President, Finance and Administration, Peder Jungck, our Chief Technology Officer, Michael R. Mooradian, our Vice President, Sales, Anthony Priore, our Vice President, Marketing, Todd Love, our Vice President of Network Development, and Bruce Mitchell, our Vice President of Strategic Development. If these key employees cannot effectively integrate themselves into our business or work together as a management team to enable us to carry out our permission email strategy, our business will suffer.

COMPETITION IN THE MARKET FOR INTERNET ADVERTISING AND DIRECT MARKETING IS INTENSE AND COULD ADVERSELY AFFECT OUR BUSINESS.

        The market for Internet advertising and direct marketing is intensely competitive, rapidly changing and highly fragmented. We expect that competition will increase significantly in the near term because of the attention the Internet has received as a means of advertising and direct marketing and because there are no significant barriers to entry. Our primary long-term competitors may not have entered the market yet because our market is new. Competition could result in price reductions, changes in the way services are priced, reduced gross margin and loss of market share, any of which could cause our business to suffer.

        Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well-capitalized companies in the world. In addition, some of our competitors may include website owners who own permission email lists. We expect to face competition from these and other competitors, including Internet portals, traditional list brokers, banner advertising managers, independent list managers, incentive-based subscriber lists and customer management and retention service companies.

OUR FAILURE TO DEVELOP AND MAINTAIN OUR SALES, MARKETING AND SUPPORT ORGANIZATION AND RELATIONSHIPS WITH OUR NETWORK PARTNERS AND THIRD PARTY LIST MANAGERS WOULD LIMIT OUR GROWTH.

        If we fail to substantially develop our direct and indirect sales and marketing operations and our relations with our network partners, our growth will be limited. Our products and services require a sales effort targeted at several people within our prospective customers. We have recently expanded our direct sales force and plan to hire additional sales personnel. We might not be able to hire, train or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel is intense. In addition, we will increasingly rely on advertising agencies and direct marketers to resell our products and services. If we do not effectively manage or grow our sales and marketing channel, our business could suffer.

        We must continue to maintain and expand relationships with network partners who provide us with access to permission email lists. We began to enter into agreements with our network partners in the first quarter of 1999. These contracts are generally for an initial term of one to three years, with an automatic annual renewal. Pursuant to these contracts, we provide our network partners with resale and tracking services by selling direct marketers access to their lists, and our network partners receive a percentage of our revenue. We cannot be assured that the growth of our business as a result of our entering into these agreements will be sufficient to meet our expectations for sales growth and profitability. In addition to our network partners, we have reseller arrangements with third party list managers, under which we pay a fixed fee for the nonexclusive use of their list for a specific campaign. These third party list managers are not contractually obligated to provide us with access to their lists. A majority of the email addresses that we have access to through our proprietary list, our network partners and our list managers is currently comprised of addresses from list managers. If we fail to maintain or grow our relationships with our network partners and third party list managers, our business could suffer.

IF WE ARE UNABLE TO MANAGE OUR EXPECTED GROWTH, OUR BUSINESS WILL SUFFER.

        Our ability to successfully offer our products and services and implement our business plan in the rapidly evolving market for permission email marketing services requires an effective planning and management process. We continue to increase the scope of our operations and have grown our headcount substantially. These factors have placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our operational and financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force.

WE RUN THE RISK OF SYSTEM FAILURE THAT COULD ADVERSELY AFFECT OUR BUSINESS.

        The continuing and uninterrupted performance of our network is critical to our success. Direct marketers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting the ability to deliver marketing messages quickly and accurately to the targeted audience. Sustained or repeated system failures would reduce significantly the attractiveness of our solutions to our customers. Our business would suffer by any damage or failure that interrupts or delays our operations.

        Our operations depend on our ability to protect our computer systems against damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Substantially all of our operations and computer systems are located at a single facility leased by us in Vernon Hills, Illinois. The occurrence of any of the above factors affecting our ability to maintain uninterrupted system performance would harm our business. Despite network security measures, our servers are vulnerable to computer viruses and disruptions from unauthorized tampering with our computer systems. We do not carry business interruption insurance to compensate for losses that may occur as a result of any of these events. Despite precautions, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but the primary system does not switch over to the backup system automatically.

        In addition, if our products and services or our customers are affected by problems associated with inaccurate calculations with respect to the Year 2000, or if we experience reduced sales as potential customers divert resources to effect their own Year 2000 compliance, our business will suffer.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

        Our ability to successfully compete is substantially dependent upon our internally developed technology, which we protect through a combination of copyright, trade secret and trademark law. We have no issued patents or patent applications pending. However, we may not be able to adequately protect our proprietary rights which may harm our business. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

OUR PROPRIETARY TECHNOLOGY MAY BE SUBJECT TO INFRINGEMENT CLAIMS WHICH COULD HARM OUR BUSINESS.

        There is a substantial risk of litigation regarding intellectual property rights in our industry. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business. From time to time, third parties have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. We expect that our products may be increasingly subject to third party infringement claims as the number of our competitors grows. We cannot be certain that third parties will not make future claims of infringement against us with respect to our products and technology. Any claims, with or without merit, could:

-   be time consuming to defend;

-   result in costly litigation;

-   divert management's attention and resources;

-   cause delays in delivering products and services;

- require the payment of monetary damages which may be tripled if the infringement is found to be willful;

- result in an injunction which would prohibit us from offering a particular product or service; or

-   require us to enter into royalty or licensing agreements.

        Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

OUR BUSINESS WOULD SUFFER IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ACQUISITIONS OF OTHER COMPANIES OR SUBSCRIBER LISTS.

        From time to time, we expect to evaluate opportunities to grow through acquisitions of, or investments in, complementary companies, products or technologies. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, products or technology. In addition, the key personnel of the acquired company may decide not to work for us. If we make acquisitions of products or technology, we could have difficult in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Moreover, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisitions, the issuance of which could be dilutive to us or our existing stockholders. If we are unable to successfully address any of these risks, our business could be harmed.

THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

        We need to hire a significant number of additional sales, support, marketing and product development personnel to expand our business. If we fail to attract qualified personnel or retain current employees, our revenues may not increase and could decline. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. Not all of our officers or key employees are bound by an employment agreement. Our relationships with these officers and key employees are at will. Moreover, we do not have "key person" life insurance policies covering any of our employees.

THE FAILURE OF THIRD PARTIES TO ADEQUATELY PROVIDE REQUIRED SERVICES AND SOFTWARE COULD HARM OUR BUSINESS.

        Our business is dependent on third parties for:

-   providing access to the Internet;

-   supporting our operations;

-   computer programming;

-   product development; and

-   and subscriber list management.

        In the event our arrangements with these parties are terminated or these third parties do not adequately provide required services according to our schedule, cost and capability expectations, our business could suffer.

        In addition, we license technology that is incorporated into our products from third parties. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

PRIVACY CONCERNS WITH RESPECT TO OUR PRODUCTS AND SERVICES COULD NEGATIVELY AFFECT OUR BUSINESS.

        Our technology collects and utilizes data derived from user activity in the YesMail Network. Our network enables the use of personal profiles, in addition to other mechanisms, to deliver targeted marketing materials, to help compile demographic information and to limit the frequency with which an advertisement is shown to the user. The effectiveness of our technology and the success of our business could be limited by any reduction or limitation in the use of personal profiles. These personal profiles contain bits of information keyed to a specific server, file pathway or directory location that is stored in the user's hard drive. Personal profiles are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time through the modification of the user's browser settings. In addition, currently available applications can be configured to prevent personal profiles from being stored on their hard drive. Some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of personal profiles. In the event this occurs, our business would likely suffer.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES OF DOING BUSINESS ON THE INTERNET COULD NEGATIVELY IMPACT OUR BUSINESS.

        Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the cost of communicating on the Internet and negatively affect and demand for our direct marketing solutions or otherwise harm our business. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyright and taxation. A number of other laws and regulations may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and direct marketing medium. In addition, the growing use of the Internet has burdened the existing telecommunications infrastructure and has caused interruptions in the telephone service. Telephone carriers have petitioned the government to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance carriers. The European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of user information.

        The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business could suffer with the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet.

WE MAY FACE CLAIMS FOR ACTIVITIES OF OUR CUSTOMERS WHICH COULD HARM OUR
BUSINESS.

        Our customers' promotion of their products and services may not comply with federal, state and local laws. A wide variety of laws and regulations govern the content of advertisements and regulate the sale of products and services. There is also uncertainty as to the application of these laws to the emerging world of advertising on the Internet. We cannot predict whether our role in facilitating these marketing activities would expose us to liability under these laws. We may face civil or criminal liability for unlawful advertising or other activities of our customers. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend resources to avoid liability. Any costs incurred as a result of that liability or asserted liability could harm our business.

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On September 22, 1999, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-80137) was declared effective by the Securities and Exchange Commission, pursuant to which 3,400,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $11.00 per share, generating gross offering proceeds of $37.4 million. After deducting approximately $2.6 million in underwriting discounts and $1.7 million in other related expenses, the net proceeds of the offering were approximately $33.1 million. The Company has not yet used any of the funds from the initial public offering, and the $33.1 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for general corporate purposes, including working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits

        Exhibit #         Description of Document

        27.1    Financial Data Schedule

B.      Reports on Form 8-K

        None

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November __, 1999

                                       YESMAIL.COM, INC.
                                       (Registrant)

                                       By:  ____________________________________
                                            David B. Menzel


CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

                                YESMAIL.COM, INC.

                                Index to Exhibits


EXHIBIT NO.                DESCRIPTION OF DOCUMENT

   27.1                    Financial Data Schedule