Form 10-Q/A
period 1999-09-30
YESMAIL COM INC
filed 1999-11-15
CIK 1087943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File No.: 0-26871

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

Date:  November 15, 1999

                                       YESMAIL.COM, INC.
                                       (Registrant)

                                       By:  /s/ David B. Menzel
                                            -----------------------------------
                                            David B. Menzel


CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer)

                                YESMAIL.COM, INC.

                                Index to Exhibits


EXHIBIT NO.                DESCRIPTION OF DOCUMENT

   27.1                    Financial Data Schedule